Form 10-K
period 2019-03-31
Honda Auto Receivables 2018-3 Owner Trust
filed 2019-06-25
CIK 1745376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

333-205883-11

(Commission File Number of issuing entity)

Honda Auto Receivables 2018-3 Owner Trust

(Exact name of issuing entity specified in its charter)

Central Index Key Number of issuing entity: 0001745376

333-205883
(Commission File Number of depositor)

American Honda Receivables LLC

(Exact name of depositor as specified in its charter)

Central Index Key Number of depositor: 0000890975

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0000864270

Delaware	83-6230847
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o American Honda Receivables LLC 20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices of the issuing entity)	(Zip Code)

(310) 972-2511

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Registrant has no voting or non-voting class of common equity outstanding and held by nonaffiliates as of the date of this report, or as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 1, Business
(b)	Item 1A, Risk Factors
(c)	Item 2, Properties
(d)	Item 3, Legal Proceedings
Item 1B.	Unresolved Staff Comments.

Not applicable

Item 4.	Mine Safety Disclosures.

Not applicable

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB.    Significant Obligors of Pool Assets (Financial Information).

No single obligor represents more than 10% of the pool assets held by Honda Auto Receivables 2018-3 Owner Trust (the “Trust”).

Item 1114(b)(2) of Regulation AB.    Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Information Regarding Significant Enhancement Providers).

No entity or group of affiliated entities provides any external credit enhancement or other support with respect to either payment on the pool assets held by the Trust or payments on the notes (the “Notes”) or certificates (the “Certificates”) issued by the Trust.

Item 1115(b) of Regulation AB.    Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments that are used to alter the payment characteristics of the cashflows from the Trust.

Item 1117 of Regulation AB.    Legal Proceedings.

No legal proceedings are pending, and no proceedings are known to be contemplated by governmental authorities, against any of the following companies: American Honda Finance Corporation (the “Sponsor”), American Honda Receivables LLC (the “Depositor”), or the Trust, or of which any property of the foregoing is the subject, that are or would be material to holders of the Notes or the Certificates.

U.S. Bank National Association (the “Indenture Trustee”), has provided the information contained in the following paragraphs for purposes of compliance with Regulation AB.

In the last several years, U.S. Bank National Association (“U.S. Bank”) and other large financial institutions have been sued in their capacity as trustee or successor trustee for certain residential mortgage backed securities ("RMBS") trusts.  The complaints, primarily filed by investors or investor groups against U.S. Bank and similar institutions, allege the trustees caused losses to investors as a result of alleged failures by the sponsors, mortgage loan sellers and servicers to comply with the governing agreements for these RMBS trusts.  Plaintiffs generally assert causes of action based upon the trustees’ purported failures to enforce repurchase obligations of mortgage loan sellers for alleged breaches of representations and warranties, notify securityholders of purported events of default allegedly caused by breaches of servicing standards by mortgage loan servicers and abide by a heightened standard of care following alleged events of default.  Currently, U.S. Bank is a defendant in multiple actions alleging individual or class action claims against it.

U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors, that it has meritorious defenses, and it has contested and intends to continue contesting the plaintiffs’ claims vigorously.  However, U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts.

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.).  The complaint, which was later amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and servicing of the student loans.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the lawsuit are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, U.S. Bank requested a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are being litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.

U.S. Bank intends to continue to defend this lawsuit vigorously.

The Bank of New York Mellon (the “Owner Trustee”) and BNY Mellon Trust of Delaware (the “Delaware Trustee”) has provided the information contained in the following paragraphs for purposes of compliance with Regulation AB.

In the ordinary course of business, The Bank of New York Mellon is named as a defendant in or made a party to pending and potential legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.

PART II

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(b)	Item 6, Selected Financial Data
(c)	Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
(d)	Item 7A, Quantitative and Qualitative Disclosures About Market Risk
(e)	Item 8, Financial Statements and Supplementary Data
(f)	Item 9, Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
(g)	Item 9A, Controls and Procedures

Item 9B.Other Information.

Not applicable.

PART III

The following items have been omitted in accordance with General Instruction J to Form 10-K:

(a)	Item 10, Directors, Executive Officers and Corporate Governance
(b)	Item 11, Executive Compensation
(c)	Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
(d)	Item 13, Certain Relationships and Related Transactions, and Director Independence
(e)	Item 14, Principal Accountant Fees and Services

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB.    Affiliations and Certain Relationships and Related Transactions.

Information contemplated by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on Instruction to Item 1119 of Regulation AB.

Item 1122 of Regulation AB.    Compliance with Applicable Servicing Criteria.

The Sponsor (in its role as servicer) and the Indenture Trustee (together, the “Servicing Parties”) have each been identified by the registrant as a party participating in the servicing function with respect to the asset pool held by the Trust.  Each of the Servicing Parties has completed a report on an assessment of compliance with the servicing criteria applicable to it (each, a “Servicing Report”), which Servicing Reports are attached as exhibits to this Form 10-K.  In addition, each of the Servicing Parties has provided an attestation report (each, an “Attestation Report”) by one or more registered public accounting firms, which Attestation Reports are also attached as exhibits to this Form 10-K. Neither of the Servicing Reports prepared by the Sponsor or the Indenture Trustee, or the Attestation Reports provided by the Sponsor or the Indenture Trustee, has identified any material instance of noncompliance with the servicing criteria applicable to the respective Servicing Party.

Item 1123 of Regulation AB.    Servicer Compliance Statement.

The Sponsor (in its role as servicer) has been identified by the registrant as a servicer with respect to the asset pool held by the Trust.  The Sponsor has completed a statement of compliance with applicable servicing criteria (a “Compliance Statement”), signed by an authorized officer of the Sponsor.  The Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(1)Not applicable.

(a)(2)Not applicable.

(a)(3)The exhibits filed in response to Item 601 of Regulation S-K are listed in Item 15(b) below.

(b)Exhibits required by Item 601 of Regulation S-K.

The exhibits listed below are either included or incorporated by reference as indicated:

Exhibit	Description

Exhibit 3.1

Certificate of Formation of the Depositor, filed with the secretary of state of Delaware on March 16, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 3.2

Limited Liability Company Agreement of the Depositor, in effect since March 28, 2011, incorporated by reference to Amendment No. 1 to Registration Statement on Form S-3 (Reg. No. 333-173202), filed with the SEC by the Depositor on April 25, 2011.

Exhibit 4.1

Indenture, dated August 28, 2018, between Honda Auto Receivables 2018-3 Owner Trust and U.S. Bank National Association, as indenture trustee, incorporated by reference to Exhibit 4.1 on Form 8-K dated August 28, 2018, and filed by the registrant on August 29, 2018.

Exhibit 10.1

Receivables Purchase Agreement, dated August 28, 2018, between American Honda Finance Corporation and American Honda Receivables LLC, incorporated by reference to Exhibit 10.1 on Form 8-K dated August 28, 2018, and filed by the registrant on August 29, 2018.

Exhibit 10.2

Sale and Servicing Agreement, dated August 28, 2018, among Honda Auto Receivables 2018-3 Owner Trust, American Honda Receivables LLC and American Honda Finance Corporation, and acknowledged and accepted by U.S. Bank National Association, incorporated by reference to Exhibit 10.2 on Form 8-K dated August 28, 2018, and filed by the registrant on August 29, 2018.

Exhibit 10.3

Administration Agreement, dated August 28, 2018, among Honda Auto Receivables 2018-3 Owner Trust, American Honda Finance Corporation, American Honda Receivables LLC and U.S. Bank National Association, as indenture trustee, incorporated by reference to Exhibit 10.3 on Form 8-K dated August 28, 2018, and filed by the registrant on August 29, 2018.

Exhibit 10.4

Amended and Restated Trust Agreement, dated August 28, 2018, among American Honda Receivables LLC, The Bank of New York Mellon, as owner trustee, and BNY Mellon Trust of Delaware, as Delaware trustee, incorporated by reference to Exhibit 10.4 on Form 8-K dated August 28, 2018, and filed by the registrant on August 29, 2018.

Exhibit 10.5

Asset Representations Review Agreement, dated August 28, 2018, among Honda Auto Receivables 2018-3 Owner Trust, American Honda Finance Corporation, and Clayton Fixed Income Services LLC, as asset representations reviewer, incorporated by reference to Exhibit 10.5 on Form 8-K dated August 28, 2018, and filed by the registrant on August 29, 2018.

Exhibit 31.1	Certification of senior officer in charge of the servicing function of the servicer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 33.1	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of American Honda Finance Corporation.

Exhibit 33.2	Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of U.S. Bank National Association.

Exhibit 34.1	Attestation Report on Compliance with Servicing Criteria for Asset-Backed Securities of KPMG LLP, on behalf of American Honda Finance Corporation.

Exhibit 34.2	Attestation Report on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities of Ernst and Young LLP, on behalf of U.S. Bank National Association.

Exhibit 35.1	Servicing Compliance Statement of American Honda Finance Corporation.

(c)Not applicable.

Item 16.	Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Honda Auto Receivables 2018-3 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: June 25, 2019		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report to security holders, proxy statement, form of proxy or other proxy soliciting material has been sent to security holders or is anticipated to be furnished to security holders subsequent to the filing of this annual report on Form 10-K.