Form 10-K
period 2020-03-31
Honda Auto Receivables 2018-3 Owner Trust
filed 2020-06-25
CIK 1745376

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

American Honda Finance Corporation

(Exact name of sponsor as specified in its charter)

Central Index Key Number of sponsor: 0000864270

Delaware	83-6230847
(State or other jurisdiction of organization of the issuing entity)	(I.R.S. Employer Identification No.)

c/o American Honda Receivables LLC 20800 Madrona Avenue Torrance, CA	90503
(Address of principal executive offices of the issuing entity)	(Zip Code)

(310) 972-2511

(Telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

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

On March 9, 2018, a law firm purporting to represent fifteen Delaware statutory trusts (the “DSTs”) that issued securities backed by student loans (the “Student Loans”) filed a lawsuit in the Delaware Court of Chancery against U.S. Bank National Association (“U.S. Bank”) in its capacities as indenture trustee and successor special servicer, and three other institutions in their respective transaction capacities, with respect to the DSTs and the Student Loans.  This lawsuit is captioned The National Collegiate Student Loan Master Trust I, et al. v. U.S. Bank National Association, et al., C.A. No. 2018-0167-JRS (Del. Ch.) (the “NCMSLT Action”).  The complaint, as amended on June 15, 2018, alleged that the DSTs have been harmed as a result of purported misconduct or omissions by the defendants concerning administration of the trusts and special servicing of the Student Loans.  Since the filing of the NCMSLT Action, certain Student Loan borrowers have made assertions against U.S. Bank concerning special servicing that appear to be based on certain allegations made on behalf of the DSTs in the NCMSLT Action.

U.S. Bank believes that it has performed its obligations as indenture trustee and special servicer in good faith and in compliance in all material respects with the terms of the agreements governing the DSTs (the “Governing Agreements”), and accordingly that the claims against it in the NCMSLT Action are without merit.

U.S. Bank has filed a motion seeking dismissal of the operative complaint in its entirety with prejudice pursuant to Chancery Court Rules 12(b)(1) and 12(b)(6) or, in the alternative, a stay of the case while other prior filed disputes involving the DSTs and the Student Loans are litigated.  On November 7, 2018, the Court ruled that the case should be stayed in its entirety pending resolution of the first-filed cases.  On January 21, 2020, the Court entered an order consolidating for pretrial purposes the NCMSLT Action and three other lawsuits pending in the Delaware Court of Chancery concerning the DSTs and the Student Loans (the “Consolidated Action”).  U.S. Bank and other parties to the Consolidated Action have briefed and argued motions for judgment on the pleadings pursuant to Chancery Court Rule 12(c) regarding disputed issues of contractual interpretation at issue in one or more of the cases comprising the Consolidated Action, including the NCMSLT Action.  The Court has not yet ruled on these motions or on U.S. Bank’s dismissal motion in the NCMSLT Action.

U.S. Bank intends to continue to defend the NCMSLT Action vigorously.

The Bank of New York Mellon (the “Owner Trustee”) and BNY Mellon Trust of Delaware (the “Delaware Trustee”) has provided the information contained in the following paragraphs for purposes of compliance with Regulation AB.

In the ordinary course of business, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., and BNY Mellon Trust of Delaware (collectively, “BNY Mellon”) are named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, BNY Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, BNY Mellon denies liability and intends to defend the litigations vigorously.

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

Honda Auto Receivables 2018-3 Owner Trust

	By:	American Honda Finance Corporation, as Servicer

	By:	/s/ Paul C. Honda
Paul C. Honda
Date: June 25, 2020		Vice President and Assistant Secretary (senior officer in charge of the servicing function)

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